Form 10-Q
period 2010-09-30
China Dongfang Healthcare Group Inc.
filed 2010-11-15
CIK 1491496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________________

Commission File Number:  000-54063

China Dongfang Healthcare Group Inc.
 (Exact name of registrant as specified in its charter)

Nevada	46-0525216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 8, Shian South Road, Shijing Street, Baiyun District, Guangzhou City, People’s Republic of China 510430
(Address of principal executive offices) (Zip Code)

(011) 86 20 611 60111
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐      No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐                         No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐                        No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,000,000 shares of Common Stock, par value $0.0001, as of November 10, 2010.

CHINA DONGFANG HEALTHCARE GROUP INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

*           *           *

In this quarterly report, unless otherwise specified or the context otherwise requires, the terms “we” “us,” “our,” and the “Company” refer to China Dongfang Healthcare Group Inc. and our consolidated subsidiaries taken together as a whole.

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, we have elected to comply throughout this quarterly report with the scaled disclosure requirements applicable to “smaller reporting companies.”  Except as specifically included in the quarterly report, items not required by the scaled disclosure requirements have been omitted.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHINA DONGFANG HEALTHCARE GROUP INC.
CONDENSED BALANCE SHEETS
	September 30,	December 31,
	2010	2009
	(Consolidated	(Combined)
	and unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,250,402	$1,420,407
Accounts receivable, net	160,299	100,909
Prepaid expenses and other current assets	553,217	455,322
Inventories, net	38,079	23,554
Total Current Assets	2,001,997	2,000,192

PROPERTY AND EQUIPMENT, NET	5,767,649	6,223,560
LAND USE RIGHTS, NET	1,931,282	1,922,617

TOTAL ASSETS	$9,700,928	$10,146,369

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$375,921	$441,440
Other payables and accrued expenses	474,102	386,720
Note payable	-	731,294
Income tax payable	12,400	12,148
Due to a stockholder	540,388	337,423
Due to a related company	205,756	201,572
Total Current Liabilities	1,608,567	2,110,597

LONG-TERM LIABILITIES
Due to a stockholder	3,045,640	3,510,209
Total Long-term Liabilities	3,045,640	3,510,209

TOTAL LIABILITIES	4,654,207	5,620,806

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($0.0001 par value, 20,000,000 shares authorized, no shares issued as of September 30, 2010 and December 31, 2009)	-	-
Common stock ($0.0001 par value, 200,000,000 shares authorized, 21,000,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009)	2,100	2,100
Stock subscription receivable	-	(466,709)
Additional paid-in capital	1,181,149	1,177,580
Retained earnings
Unappropriated	3,354,495	3,406,552
Appropriated	25,781	25,781
Accumulated other comprehensive income	483,196	380,259
Total Stockholders' Equity	5,046,721	4,525,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA DONGFANG HEALTHCARE GROUP INC.
CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Consolidated)	(Combined)	(Consolidated)	(Combined)

PATIENT SERVICE REVENUE
Patient revenue	$799,086	$912,330	$2,320,705	$2,269,138
Sale of medicine	290,005	300,051	772,174	762,752
Total Patient Service Revenue	1,089,091	1,212,381	3,092,879	3,031,890

COST OF REVENUE
Cost of patient revenue	355,522	474,248	1,263,124	1,147,854
Cost of medicine	149,928	66,209	311,205	234,772
Depreciation	145,273	142,284	431,156	424,142
Total Cost of Revenue	650,723	682,741	2,005,485	1,806,768

GROSS PROFIT	438,368	529,640	1,087,394	1,225,122

OPERATING EXPENSES
Selling, general and administrative expenses	218,094	170,042	606,696	531,223
Professional fees	35,313	-	74,138	1,169
Amortization of land use rights	10,294	10,203	30,719	30,602
Depreciation	88,542	90,140	279,024	270,157
Total Operating Expenses	352,243	270,385	990,577	833,151

INCOME FROM OPERATIONS	86,125	259,255	96,817	391,971

OTHER INCOME (EXPENSE)
Interest income	1,001	-	6,852	-
Interest paid to a stockholder	(44,302)	(40,054)	(132,035)	(127,561)
Interest expense on note payable	-	-	(20,122)	-
Imputed interest	(864)	(2,391)	(3,569)	(7,170)
Total Expense, net	(44,165)	(42,445)	(148,874)	(134,731)

NET INCOME (LOSS) BEFORE TAXES	41,960	216,810	(52,057)	257,240

Income tax expense	-	-	-	-

NET INCOME (LOSS)	41,960	216,810	(52,057)	257,240

OTHER COMPREHENSIVE INCOME
Foreign currency translation gains	84,895	4,299	102,937	9,899

COMPREHENSIVE INCOME	$126,855	$221,109	$50,880	$267,139
Net income (loss) per share -basic and diluted	$0.00	$0.01	$(0.00)	$0.01

Weighted average number of shares outstanding during the period - basic and diluted	21,000,000	21,000,000	21,000,000	21,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA DONGFANG HEALTHCARE GROUP INC.
CONDENSED STATEMENTS OF CASH FLOWS FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	2010	2009
	(Consolidated)	(Combined)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(52,057)	$257,240
Adjusted to reconcile net (loss) income to cash provided by operating activities:
Depreciation - cost of revenue	431,156	424,142
Depreciation	279,024	270,157
Amortization of land use rights	30,719	30,602
Imputed interest	3,569	7,170
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(59,390)	(201,290)
Prepaid expenses and other current assets	(97,895)	(27,704)
Inventories	(14,525)	(7,440)
Increase (decrease) in:
Accounts payable	27,205	(118,958)
Other payables and accrued expenses	(5,342)	(252,018)
Net cash provided by operating activities	542,464	381,901
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(135,181)	(167,781)
Net cash used in investing activities	(135,181)	(167,781)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	466,709	43,829
Repayment of note payable	(731,294)	-
Decrease in due to a stockholder	(261,604)	(376,922)
Increase in due to a related company	4,184	194,040
Net cash used in financing activities	(522,005)	(139,053)
EFFECT OF EXCHANGE RATE ON CASH	(55,283)	(11,318)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(170,005)	63,749
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,420,407	192,266
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,250,402	$256,015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
Interest expenses on due to a stockholder accrued in previous periods now paid	$176,046	$-

Interest expenses on note payable	$20,122	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA DONGFANG HEALTHCARE GROUP INC.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)    Basic of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2010, the results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010.

These financial statements should be read in conjunction with the audited combined financial statements of the Company and the notes thereto for the years ended December 31, 2009 and 2008.

(B)    Organization

China Dongfang Healthcare Group Inc. (“China Dongfang Healthcare”) was incorporated in Nevada on September 29, 2009 as a holding company.

Winmark Group Limited (“Winmark”) was incorporated in the British Virgin Islands (“BVI”) on August 8, 2008 as a holding company. Winmark established a wholly-owned foreign enterprise, Guangzhou Shouzhi Medical Institution Management Co. Ltd. (“Shouzhi”), on November 13, 2009 in the People’s Republic of China (“PRC”) to provide consulting, investment and technical services to healthcare organizations in the PRC.

Guangzhou Dongfang Hospital was incorporated on July 10, 2002 in the PRC as a not-for-profit organization to provide medical consultation services and sell medical products to patients in Guangzhou, Guangdong Province, PRC. In August 2009, Guangzhou Dongfang Hospital became a for-profit organization and was renamed in April 2009 as Guangzhou Dongfang Hospital Co. Ltd. (“GDH”) with right of operation to February 2020.

On April 30, 2010, China Dongfang Healthcare entered into a share exchange agreement with Winmark and the stockholders of Winmark in which the stockholders of Winmark exchanged 100% of the registered and fully paid up capital of Winmark, valued at $50,000, for 21,000,000 shares of common stock, $0.0001 par value per share, of China Dongfang Healthcare. Winmark became a wholly owned subsidiary of China Dongfang Healthcare. As both companies are under common control, the share exchange involving China Dongfang Healthcare and Winmark is being treated for accounting purposes as a capital transaction and a reorganization of entities under common control with China Dongfang Healthcare as the accounting acquirer and Winmark as the accounting acquiree. The consolidated financial statements were prepared as if the reorganization occurred at the beginning of the first period presented.

Accordingly, these consolidated financial statements include the following:

1.	The balance sheet consisting of the net assets of the acquirer and acquiree at historical cost; and

2.	The statement of operations including the operations of the acquirer and acquiree for the periods presented.

On June 14, 2010, Shouzhi entered into a series of contractual arrangements with GDH and the sole stockholder of GDH pursuant to which Shouzhi assumed the management of the business activities of GDH and GDH agreed to pay 100% of its profits to Shouzhi. Through this arrangement, GDH became a 100% contractually controlled subsidiary of Shouzhi. Based on these contractual arrangements, the Company considers GDH to be a Variable Interest Entity (“VIE”) under ASC 810, "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51" and Winmark through Shouzhi is the primary beneficiary of GDH (See note 2). Accordingly, GDH should be consolidated under ASC 810. Immediately prior to the transactions that were completed on June 14, 2010, the Chief Executive Officer of the Company controlled GDH as he owned 100% of its registered capital. He also controlled Shouzhi as he was its executive director and indirectly controlled 54.3% of the outstanding common stock of its ultimate parent, China Dongfang Healthcare. As Winmark, Shouzhi and GDH are under common control, the contractual arrangements have been accounted for as a reorganization of entities under common control and the consolidated financial statements were prepared as if the reorganization occurred at the beginning of the first period presented.

China Dongfang Healthcare, Winmark, Shouzhi and GDH are hereinafter referred to as (“the Company”).

(C)   Principles of consolidation and combination

The accompanying unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2010 include the unaudited financial statements of China Dongfang Healthcare, its wholly owned subsidiaries, Winmark and Shouzhi, and its contractually controlled affiliate, GDH.

The accompanying unaudited condensed combined financial statements as of and for the nine months ended September 30, 2009 include the unaudited financial statements of Winmark and GDH.

All significant inter-company accounts and transactions have been eliminated in consolidation and combination.

(D)   Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(E)    Cash and cash equivalents

For purposes of the balance sheets and the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months.

(F)    Accounts receivable

Accounts receivable are recorded at the estimated net realizable amounts from PRC government units and patients. Generally, GDH collects the fees from patients without any form of governmental healthcare coverage in cash at the time of the service. Credit will only be given to PRC social insurance organization. The PRC social insurance organization reimburses the Company on a 30-day cycle and collection for the Company has historically not been considered to be an area that exposes the Company to additional risk. As of September 30, 2010 and December 31, 2009, accounts receivable from the PRC social insurance organization represents 84% and 83% of total accounts receivable respectively.

For a patient covered by governmental healthcare programs who visits GDH, GDH will only include the portion of charges borne by the social insurance organization in accounts receivable and collects the balance in cash at the time of the service.

As of September 30, 2010 and December 31, 2009, the Company considers all its accounts receivable to be collectible and no provision for doubtful accounts has been made in the financial statements.

(G)    Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual values over the assets’ estimated useful lives. The estimated useful lives are as follows:

Buildings	30 Years
Medical equipment	10 Years
Furniture, fixtures and equipment	5 Years
Motor vehicles	5 Years

Land use rights are stated at cost, less accumulated amortization, and are amortized over 50 years from the date of acquisition.

(H)   Revenue recognition

The Company recognizes revenue over the period the service is performed in accordance with ASC No. 605, Revenue Recognition in Financial Statements. In general, ASC No. 605 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services rendered, (iii) the fee is fixed and determinable, and (iv) collectability is reasonably assured.

The Company bills for services rendered based upon several methodologies including established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates and discount from established charges.

The Company derives a significant portion of its revenue from patients who do not have any form of governmental healthcare coverage. For self-pay or non-governmental insurance protected inpatients, a minimum deposit of $15 must be paid by the patients before receiving any medical treatment and will be replenished when the deposit is used up. The final outstanding fee billed must be collected before discharge from the hospital. Revenue associated with these patients is reported at the Company’s gross charges and recognized when the medical services are provided. For self-pay or non-governmental insurance protected outpatients, consultation services are usually associated with subsequent sale of medicine. Fees will be billed on provision of consultation services and must be collected before dispensing medicine to patients. Revenue will be recognized when the consultation services are provided. For revenue derived from treatment of patients covered by governmental programs, fees are billed on provision of medical treatments and monthly statements will be sent to state-owned insurance houses for collection of fees. The revenue derived is reported at gross charges and recognized on provision of medical services.

The Company also sells medicine to patients and revenue from these sales is recognized upon the pharmaceutical drugs being dispensed for use by patients.

In June 2009, GDH entered into an eight-year exclusive cooperation agreement with a licensed dentist to jointly organize and operate a dental clinic housed at GDH. This clinic provides patients with a variety of dental services and medicines. GDH is responsible for providing dental chairs, treatment units and other equipment, as well as the medical staff. The parties have agreed to split revenues from the dental center, and the licensed dentist has agreed to provide GDH with a minimum amount of revenue each month. The dental clinic has been operational since June 1, 2009.

GDH also entered into a five-year cooperation agreement in September 2009 with a licensed physician specializing in surgery to invest in the Guangdong Province Medical Association Medical Center. The cooperation agreement requires GDH to provide a facility, equipment and operating permit to be able to treat patients in this medical center. The licensed physician is responsible for paying utilities, taxes and security for the medical center, and provided GDH an initial investment of $29,860. Other expenses are to be allocated to the medical center. The parties have agreed to split revenues from the medical center depending on its source and the licensed physician has agreed to provide GDH with a minimum amount of revenue each year. The medical center has been operational since September 8, 2009.

The Company collects the revenues from the dental center and the medical center and allocates the associated costs to each center by the Company’s charging system and financial system. The Company recognizes the revenues and the associated costs from the centers as a gross amount and consolidates the accounts of each center. The gross profit derived from each center would be allocated between GDH and the counterparty to the respective cooperation agreement. The profit allocated to the counterparty would be recorded in the Company’s cost of revenue.

(I)     Income taxes

The Company accounts for income taxes under the ASC Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period included the enactment date.

On January 1, 2007, the Company adopted the provisions of ASC 740-10-25, "Accounting for Uncertainty in Income Taxes". ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The adoption of ASC 740-10-25 has not resulted in any material impact on the Company's financial position or results.

(J)    Foreign currency translation

China Dongfang Healthcare and Winmark maintain their accounting records in their functional currencies of United States Dollars ("US$") and Hong Kong Dollars ("HK$") respectively, whereas Shouzhi and GDH maintain their accounting records in their functional currency of Renminbi ("RMB").

Foreign currency transactions during the year are translated to its functional currency at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement of operations.

The financial statements of the subsidiaries whose functional currency is HK$ and RMB are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded as a component of accumulated other comprehensive income within equity.

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the financial statements were as follows:

	September 30, 2010	December 31,2009
Balance sheet items, except for share capital, additional paid-in capital and retained earnings, as of year end	US$1=HK$7.75 =RMB6.6981	US$1=HK$7.75 =RMB6.8372

Amounts included in the statements of operations and cash flows for the year	US$1=HK$7.75= RMB6.8164	US$1=HK$7.75 =RMB6.84088

The exchange rate used to translate amounts in HK$ into $US was US$1 = HK$7.75 for all items in the financial statements.

The translation difference recorded for the three and nine months ended September 30, 2010 and 2009 were gains of $84,895, $4,299, $102,937 and $9,899 respectively.

No presentation is made that RMB amounts have been, or would be, converted into US$ at the above rates. Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as a representation that the RMB could be converted into US$ at that rate or any other rate.

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions, any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting.

Since HK$ is pegged to US$, there is no significant exposure expected on HK$ transactions and balances.

(K)   Other comprehensive income

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in HK$ and RMB to US$ is reported as other comprehensive income gain in the statements of operations and stockholders’ equity. Other comprehensive income for the three and nine months ended September 30, 2010 and 2009 was $84,895, $4,299, $102,937 and $9,899 respectively.

(L)    Earnings per share

Earnings per share in accordance with the provisions of ASC Topic 260, “Earnings Per Share”, (formerly SFAS No. 128, "Earnings Per Share"). ASC Topic 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

(M)  Recent accounting pronouncements

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this statement will not have a material impact on the Company’s financial position and results of operations.

In December 2009, FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets ("ASU 2009-16"). ASU 2009-16 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of ASU 2009-16 to have a material impact on the Company’s financial position and results of operations.

In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17"). ASU 2009-17 amends the FASB ASC 810 for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on the Company’s financial position and results of operations except that additional disclosures will be made in the financial statements.

In January 2010, FASB issued ASU 2010-6 Improving Disclosures about Fair Measurements ("ASU 2010-6"). ASU 2010-6 provides amendments to ASC Topic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to ASC Topic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on the Company’s financial position and results of operations.

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within ASC Topic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC Topic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on the Company’s financial position and results of operations.

In March 2010, FASB issued ASU 2010-11 Scope Exception Related to Embedded Credit Derivatives (“ASU 2010-11”). ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption—one that is related only to the subordination of one financial instrument to another.  As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the adoption of ASU 2010-11 to have a material impact on the Company’s financial position and results of operations.

In April 2010, FASB issued ASU 2010-13 Compensation-Stock Compensation (Topic 718) Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.  ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this Update should be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied.  The Company does not expect the adoption of ASU 2010-13 to have a material impact on the Company’s financial position and results of operations.

In July 2010, FASB issued ASU 2010-20 Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This Update improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting period ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-2 to have a material impact on the Company’s financial position and results of operations.

In August 2010, FASB issued ASU 2010-21 Accounting for Technical Amendments to Various SEC Rules and Schedules. Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The adoption of ASU 2010-21 did not have a material impact on the Company’s financial statements.

In August 2010, FASB issued ASU 2010-22 Accounting for Various Topics-Technical Corrections to SEC paragraphs (SEC Update). This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The Company does not expect the adoption of ASU 2010-22 to have a material impact on the Company’s financial position and results of operations.

2.     VARIABLE INTEREST ENTITY

The Company accounts for Variable Interest Entities (“VIE”) in accordance with ASC 810. As a result of the adoption of ASU 2009-17, consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, effective January 1, 2010, ASC 810 requires the consolidation of VIEs in which a company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. The Company has applied the requirements of ASC 810 on a prospective basis from the date of adoption.

The Company assesses all newly created entities and those with which the Company becomes involved to determine whether such entities are VIEs and, if so, whether or not the Company is their primary beneficiary.

On June 14, 2010, the Company through its PRC subsidiary, Shouzhi entered into a series of contractual arrangements with GDH and the sole stockholder of GDH pursuant to which Shouzhi assumed the management of the business activities of GDH and GDH agreed to pay 100% of its profit to Shouzhi and Shouzhi agreed to absorb 100% of the loss incurred by GDH. Through this arrangement, GDH is considered a VIE of the Company.

As required by ASC 810-10, the Company performs a qualitative assessment to determine whether the Company is the primary beneficiary of GDH which is identified as a VIE of the Company.  A quality assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The Company’s assessment on the involvement with GDH reveals that the Company has the absolute power to direct the most significant activities that impact the economic performance of GDH. Under the accounting guidance, the Company is deemed to be the primary beneficiary of GDH and the results of GDH are consolidated in the Company’s consolidated financial statements for financial reporting purposes. As of September 30, 2010, GDH had total assets of $9,179,332 and total liabilities of $4,774,831. As of December 31, 2009, GDH had total assets of $10,128,906 and total liabilities of $5,761,397.

3.    NOTE PAYABLE

Note payable at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009
	(Consolidated and unaudited)	(Combined)
Note payable to a bank, interest rate of 6.34% per annum, collaterized by buildings of the Company, guaranteed by a stockholder of the Company and his spouse, due December 2014	$-	$731,294

On June 12, 2010, the note payable was fully repaid and therefore, the note payable is wholly classified as a current liability as of December 31, 2009.

Interest expense paid for the three and nine months ended September 30, 2010 was $0 and $20,122, respectively.

4.     COMMITMENTS AND CONTINGENCIES

(A)   Lease commitments

The Company leases staff quarters from third parties under three operating leases which expire on January 1, 2012, December 31, 2010 and December 31, 2010 at annual rental of $6,345, $4,054, and $14,100 respectively.

As of September 30, 2010, the Company has outstanding commitments with respect to the above operating leases, which are due as follows:

2010	$6,225
2011	6,450
$12,675

(B)	Capital commitments

As of September 30, 2010, the Company had capital commitments of $247,384 with respect to the purchase of medical equipment.

5.    RELATED PARTY TRANSACTIONS

As of September 30, 2010, the Company owed a stockholder $2,922 for advances made which is unsecured and repayable on demand. Imputed interest expense is computed at 5% per annum on the amount due for the nine months ended September 30, 2010.

As of September 30, 2010, the Company owed a stockholder $3,583,106 which is unsecured and repayable within 5 years commencing from January 1, 2011. Amount of $537,466 is repayable within one year and classified as current liabilities and the remaining balance of $3,045,640 is classified as long-term liabilities. Interest is charged at 5% per annum and amounted to $44,302, $40,054, $132,035 and $127,561 for the three and nine months ended September 30, 2010 and 2009 respectively.

As of September 30, 2010, the Company owed a related company $205,756 for advances made which is unsecured, interest-free and repayable on demand. Imputed interest expense is computed at 5% per annum on the amount due for the nine months ended September 30, 2010.

Imputed interest expenses charged at 5% per annum on amounts owed to a stockholder and a related company recorded as additional paid-in capital amounted to $864, $2,391, $3,569 and $7,170 for the three and nine months ended September 30, 2010 and 2009 respectively.

6.    CONCENTRATIONS AND RISKS

During 2010 and 2009, 100% of the Company's assets were located in the PRC and Hong Kong and 100% of the Company's revenues were derived from patients in the PRC.

The Company had primarily two suppliers of medicine for approximately $45,745 and $25,708 representing in aggregate 45% of purchases made for the nine months ended September 30, 2010. As of September 30, 2010, accounts payable to these suppliers totaled $27,414.

The Company had primarily five suppliers of medicine for approximately $59,130, $37,737, $25,843, $24,580, and $23,841 representing in aggregate 69% of purchases made for the nine months ended September 30, 2009. As of September 30, 2009, accounts payable to these suppliers totaled $88,725.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read together with our condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report.

Information contained in this section and expressed in dollars has generally been presented in round numbers.  Percentages contained in this section have been calculated, where possible, using the information from our condensed consolidated financial statements, and not the rounded information provided in this section.  As a result, these percentages may differ slightly from calculations obtained based upon the rounded figures provided in this section and totals contained in this section may be affected by rounding.

Statements included in this quarterly report that do not relate to present or historical conditions are called “forward-looking statements.”  Such forward-looking statements involve known and unknown risks and uncertainties and other factors that could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements.  Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions.  Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “projects,” “anticipates,” “future,” “expects,” “plans,” “goal,” “objective,” “should,” “could,” “will,” and similar expressions are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  These forward-looking statements include, but are not limited to, the following:

•	statements contained in “Item 1A. Risk Factors” of Amendment No. 3 to our Registration Statement on Form 10, as filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2010; and

•
statements contained in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our condensed consolidated financial statements, such as our ability to control additional hospitals on favorable terms, potential changes in governmental regulation of our business, and our critical accounting policies and estimates.

Our ability to predict or project future results or the effect of events on our operating results is inherently uncertain.  Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved.

Important factors, risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or implied by, forward-looking statements include, but are not limited to:

•	our limited operating history;

•	that we may not be able to obtain sufficient financing or raise sufficient capital as needed or desired for operations or to expand and grow our business;

•	our management company may be unable to provide services to and to collect the income from the hospitals to which it provides services;

•	the hospital we operate may be unable to distribute cash to the management company;

•	any adverse developments related to our sole hospital located in Guangzhou, Guangdong Province, China or the other hospitals we may control in the future;

•	our inability to obtain the necessary government registrations, approvals and licenses for our planned acquisitions and hospital expansions;

•	our inability to integrate and manage the acquisition of new hospitals and the expansion of our operations;

•
the uncertainties of the interpretation and application of current and future PRC laws and regulations, including regulations governing the validity and enforcement of our contractual arrangements we use and plan to use to operate our hospital;

•	our loss of ability to use and enjoy assets of the management company or the hospital in the event of their respective bankruptcies;

•
overall regulations and laws in China, including without limitation those in the healthcare industry, and any changes in those laws, rules or regulations, which may adversely affect our ability to operate profitably or at all;

•
the negative effects of increased competition in the private hospital sector in China, including the impact that such competition may have on our ability to locate and obtain control over the operations of other hospitals in China;

•	our inability to remain eligible for the payment of medical fees through insurance coverage under the laws of the PRC and its provinces and municipalities;

•
that we may be unable to continue to attract, hire, retain, promote and compensate physicians and other healthcare professionals as we need to or deem appropriate in connection with the proposed expansion of our business;

•	our inability to retain our key senior management, including Xu Jianping, our Chairman, President and Chief Executive Officer;

•	our inability to successfully centralize operations to take advantage of cost savings and other economies of scale that may be enjoyed by a larger operator of hospitals;

•	our lack of general and professional liability insurance, including healthcare malpractice insurance, which subjects us to potential exposure to malpractice, liability and other claims;

•	our inability to maintain effective disclosure or internal controls;

•	general changes in economic and business conditions in China and in the regions in which we operate; and

•	other factors described under “Item 1A. Risk Factors” in our Form 10 registration statement.

Overview and Strategy

We currently operate GDH, a general hospital located in Guangzhou, Guangdong Province, China.  Our management has operated GDH since 2002, and we indirectly acquired the contractual right to operate GDH in June 2010.   GDH currently has 90 licensed beds and offers a wide range of medical services in the areas of surgery, internal medicine, ophthalmology, orthopedics, oncology, cardiovascular disease, urology, dentistry, gynecology, tocology, pediatrics, traditional Chinese medicine, rehabilitation and emergency care.   We intend to focus our healthcare services at GDH primarily in the areas of gynecology, obstetrics and oncology, emphasizing high quality patient care and medical services by offering advanced technology and equipment in a setting staffed by doctors, nurses and other medical professionals who seek to provide the highest level of healthcare for patients.

We seek to operate high-quality hospitals throughout China to focus on providing specialized medical services to patients, particularly in the medical specialties of oncology, cardiovascular disease, gynecology, obstetrics and minimally invasive surgery.  During the next 12 to 18 months, we intend to acquire operational control of two or three small and medium-sized hospitals located in Guangdong, Hunan, Jiangxi or other provinces in China.  We are targeting hospitals with less than 1,000 licensed beds and less than RMB 100 million of annual revenue.  Our long-term goal is to acquire operational control of up to 10 hospitals or more during the next three years.

We were formed as a Nevada corporation on September 29, 2009 to acquire operational control over GDH.  Due to restrictions on the foreign ownership of medical facilities in China, we operate our business through ownership of the management company that provides management, consulting, investment and technical services to GDH.  We do not own any direct equity interest in GDH.

On June 14, 2010, GDH entered into a series of contractual arrangements with Guangzhou Shouozhi Medical Institution Management Co. Ltd., or the management company, and Xu Jianping, the sole shareholder of GDH.  The management company was formed as a limited liability company and a wholly foreign-owned enterprise under the laws of the PRC on November 13, 2009.  The management company was formed to acquire the right to operate and control hospitals located in China, and, when and as permitted under PRC law, the right to own them.  The management company received its business license on November 13, 2009 from the Guangzhou Municipal Administration for Industry and Commerce.   Mr. Xu is also our President and Chief Executive Officer and the beneficial owner of approximately 54% of our common stock.  These contractual arrangements effectively give the management company operational control over GDH despite the lack of direct ownership.   As a result of these contractual arrangements, we treat GDH as a variable interest entity, or VIE, under U.S. generally accepted accounting principles, and we have included its historical financial results in our condensed consolidated financial statements.  A summary of these agreements is provided below.

Exclusive Management Consultancy Agreement.  GDH and Mr. Xu have agreed to engage the management company as the exclusive management consultant under the terms of this agreement.  GDH and Mr. Xu have granted to the management company full and exclusive responsibility for the operation and management of GDH, including, without limitation, the right to:

•	appoint, oversee and remove its management, supervisory and administrative personnel;

•	fully control and administer the internal financial affairs and daily operations of GDH, including the execution and performance of all contracts and the payment of taxes;

•	control all working capital, income and other funds of GDH; and

•	control all other decisions related to the operations of GDH.

In exchange for providing these management services, GDH will pay the management company a monthly management consultancy fee equal to the net profits of GDH, which is defined to mean all its revenues, less its operating costs, expenses and taxes.  Unless the parties mutually agree to terminate the exclusive management agreement, GDH will continue to be managed by the management company until the earlier of:

•	the date on which the business term of GDH expires and is not renewed within the applicable period of time provided under applicable law for such renewal;

•	the acquisition by the management company of all of the equity interests in GDH; or

•	the occurrence of a force majeure event, as defined under the exclusive management agreement.

No management fee is received if GDH does not generate a profit.  Also, even if GDH generates a profit, GDH may nevertheless be unable to pay the management fee if it does not have sufficient disposable cash on hand.  For example, GDH may record a profit from non-cash items but there could be insufficient funds to pay the fee in whole or in part, or the management company and GDH may determine that the profit should be retained by GDH for operations.  As of September 30, 2010, the amount of management fees paid by GDH to the management company since inception of the Exclusive Management Consultancy Agreement was $92,499.

Call Option Agreement.  The management company, GDH and Mr. Xu have entered into a call option agreement whereby Mr. Xu has granted to the management company (or its designee) an option to purchase all or any part of the equity interests held by Mr. Xu in GDH to the extent permitted by PRC law.  The purchase price for the equity in GDH would be equal to the original investment paid by Mr. Xu, unless applicable PRC law would require appraisal of the equity interests or impose other restrictions on the purchase price, in which case the purchase price will be set at the lowest price permissible under applicable law.  Also, GDH has granted, with Mr. Xu’s approval, the management company (or its designee) an option to purchase all or part of its assets to the extent permitted by PRC law.  The purchase price for the assets of GDH will be negotiated by the parties, or, if an appraisal or other restrictions on the purchase price are required under PRC law, the price will be the lowest price permitted by PRC law.  In addition to the limitations on foreign ownership of healthcare institutions in the PRC, PRC regulations currently in effect prohibit an exercise price for such option which is lower than the appraised fair value of the business or assets being acquired.

Shareholders’ Voting Proxy Agreement.  Under this agreement, Mr. Xu has irrevocably entrusted the management company to exclusively exercise Mr. Xu’s voting rights as the sole shareholder of GDH, and Mr. Xu has given the management company an irrevocable proxy with respect to all of the shares of GDH he current owns or may acquire in the future.  Prior to the acquisition of GDH by the management company, this agreement may be terminated upon the mutual consent of the parties to such agreement or with the consent of the management company upon 30 days written notice to Mr. Xu.

Share Pledge Agreement.  Under this agreement, Mr. Xu pledged all of his equity interests in GDH to the management company to guarantee the performance of all obligations of Mr. Xu and GDH under the foregoing agreements.  In the event of default, including any failure to perform their obligations under any of these agreements, unless Mr. Xu and GDH correct the default to the management company’s satisfaction, the management company may seek to foreclose on the pledged equity.  Presently, however, the management company’s ability to directly own the equity of GDH is subject to significant PRC governmental regulation, including governmental approvals that would be required before such equity could be legally transferred to the management company.

GDH derives revenue primarily from two types of patient services:  patient revenue, which is comprised mainly of inpatient admissions and outpatient medical services, as well as the sale of medicine.  Charges and fees for medical services may vary significantly depending on the type of service provided.  In the future, as we acquire control of additional hospitals, we expect that our medical services revenue will vary by the geographic location of the hospital.

During 2009, GDH entered into two cooperation agreements designed to internally grow GDH’s operations.  First, in June 2009, GDH entered into an eight-year exclusive cooperation agreement with Yang Wei, a licensed dentist, to jointly organize and operate a dental clinic to be housed at GDH, which services are not currently offered by GDH.  This clinic provides patients with a variety of dental services and medicines.  GDH is responsible for providing dental chairs, treatment units and other equipment, as well as the medical staff.  The parties have agreed to split revenues from the dental center, and Mr. Yang has agreed to provide us with a minimum amount of revenue each month.  The dental clinic has been operational since June 1, 2009. Our revenue derived from the dental center with Yang Wei was $26,109, or approximately 0.6%, for the year ended December 31, 2009, and $13,460 and $38,335, or approximately 1.2% and 1.2%, for the three and nine months ended September 30, 2010 respectively.

Second, GDH entered into a five-year cooperation agreement in September 2009 with Luo Quanhong to invest in the Guangdong Province Medical Association Medical Center.  Mr. Luo is a licensed physician specializing in surgery.  The cooperation agreement requires us to provide a facility, equipment and operating permit to be able to treat patients in this medical center.  Mr. Luo is responsible for paying utilities, taxes and security for the medical center, and provided an initial investment of RMB 200,000.  Other expenses are to be allocated to the medical center. The parties have agreed to split revenues from the medical center depending on its source and Mr. Luo has agreed to provide us with a minimum amount of revenue each year.  The medical center has been operational since September 8, 2009. Our revenue derived from the medical center with Luo Quanhong was $29,896, or approximately 0.7%, for the year ended December 31, 2009, and $7,941 and $46,363, or approximately 0.7% and 1.5%, for the three and nine months ended September 30, 2010, respectively.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the accounting, recognition and disclosure of our assets, liabilities, stockholders’ equity, revenues and expenses.  We make these estimates and assumptions because certain information that we use is dependent upon future events, cannot be calculated with a high degree of precision from data available or cannot be readily calculated based upon generally accepted methodologies.  In some cases, these estimates are particularly difficult and therefore require a significant amount of judgment.  Actual results could differ from the estimates and assumptions that we use in the preparation of our condensed consolidated financial statements.

Except as noted below, there have not been any significant changes to our critical accounting policies discussed under “Item 2.  Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our Form 10 registration statement.

Accounts Receivable and Allowance for Doubtful Accounts.  Substantially all of our receivables are related to providing healthcare services to hospital patients with insurance coverage.  With respect to patients covered by governmental programs and private insurers, the amounts we receive for treating such patients is generally less than our established billing rates.  Accordingly, we record our accounts receivable at the net amount expected to be received and we require the patient to pay the difference between the gross charge and such expected reimbursable amount in cash at the time of service.  Our standard collection procedures are then followed until such time that management may determine the account to be uncollectible, at which point the account would be written off.  As of September 30, 2010 and December 31, 2009 and 2008, however, we considered all of our accounts receivable to be collectible and no provision for doubtful accounts has been made in our combined and condensed consolidated financial statements.

We continually monitor our accounts receivable balances and utilize cash collections data and other analytical tools to determine whether a provision for doubtful accounts should be made.  Should any provision for doubtful accounts be established, we would perform procedures on historical collections and write-off experience to determine the reasonableness of estimations of the allowance for doubtful accounts.  The amount of this allowance would reflect changes in payer mix or business office operations, or deterioration in aging accounts receivable.  Our policy with respect to estimating the allowance for doubtful accounts for uninsured receivables is entirely within management’s discretion and there is no general and specific rule for its calculation.  However, based on our past experience, the collectability of uninsured receivables that are aged over nine months would be remote, and a provision for the full amount of the receivable would then generally be taken.  If the management has credible evidence that the receivables will not be collected, the provision is written off against trade receivables.

The following table provides an aging analysis for our accounts receivable as of September 30, 2010 and December 31, 2009.

		Aging Analysis
As of	Ending Balance	0-30 Days	30-90 Days	90-180 Days	180-365 Days	1-2 Years	2 Years or Above	Opening Balance
September 30, 2010	$160,299	$24,945	$125,222	$10,024	$108	$-	$-	$100,909
December 31, 2009	$100,909	$18,400	$81,316	$1,136	$57	$-	$-	$85,035

The following table sets forth the payor mix concentrations of our accounts receivable as of September 30, 2010 and December 31, 2009, respectively.

	Accounts Receivable Due from Medicare Patients			Accounts Receivable Due from Self-Pay Patients			Accounts Receivable Due From Private Insurers
As of	$		% of Total Receivables	$		% of Total Receivables	$		% of Total Receivables
September 30, 2010		$134,651	84.0%		—	—%		$25,648	16.0%

December 31, 2009		$83,516	82.8%		—	—%		$17,393	17.2%

The following table discloses the differences between the expected amounts to be received from or on behalf of Medicare patients (both from the patient and from Medicare) and the amounts actually received, for each of the nine months ended September 30, 2010 and the year ended December 31, 2009.

	For the Nine Months Ended September 30, 2010	For the Year Ended December 31, 2009
Total revenue from Medicare patients	$223,890	$218,338
Revenue associated with Medicare payment	$156,030	$147,961
Total amounts paid by Medicare	$104,921	$140,153
Total due from Medicare	$134,625	$83,516
Total revenue from self-pay patients	$67,860	$70,377
Total amounts received from self-pay patients	$67,860	$70,377
Total due from individuals	$—	$—

We expect that revenue derived from patients covered by Medicare will continue to increase as a percentage of overall revenue, and, as a result, the amount of our accounts receivable attributable to such Medicare patients will increase.  Beginning in fiscal year 2011, we anticipate that we will need to establish a provision for doubtful accounts as our total amount of accounts receivable increases.

The following table presents our credit sales, total average accounts receivable and days sales outstanding for the year ended December 31, 2009, and for the nine months ended September 30, 2010.

	Year Ended December 31, 2009	Nine Months Ended September 30, 2010
Credit sales	$221,861	$249,538
Total average accounts receivable	$92,972	$130,605
Period (days)	360	270
Days sales outstanding	151	141

Our days sales outstanding, or DSO, was 141 days and 151 days for the nine months ended September 30, 2010 and for the year ended December 31, 2009.  The DSO decreased by 10 days for the nine months ended September 30, 2010 as compared to the year ended December 31, 2009.

The decrease of 10 days for the nine months ended September 30, 2010 compared to the year ended December 31, 2009 was recognized together with an increase of $37,633 in total average accounts receivable and an increase of $27,677 in credit sales. The increase in total average accounts receivable was attributable to an increase of $51,136 in accounts receivable due from Medicare which was attributable to an increase of $85,927 in total revenue from Medicare patients for the nine months ended September 30, 2010 compared to the six months ended June 30, 2010.

Results of Operations – Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table presents, for the periods indicated, a summary of selected consolidated unaudited statement of operations information for the three months ended September 30, 2010 and September 30, 2009.  Our third quarter of 2010 results may not be indicative of our full year results for our fiscal year ending December 31, 2010 or future quarterly periods.

	For the Three Months Ended September 30
	2010	2009
	(Unaudited)	(Unaudited)
Patient Service Revenue:
Patient revenue	$799,086	$912,330
Sale of medicine	290,005	300,051
Total Patient Service Revenue	1,089,091	1,212,381
Cost of Revenue:
Cost of patient revenue	355,522	474,248
Cost of medicine	149,928	66,209
Depreciation	145,273	142,284
Total Cost of Revenue	650,723	682,741
Gross Profit	438,368	529,640
Operating Expenses:
Selling, general and administrative expenses	218,094	170,042
Professional fees	35,313	-
Amortization of land use rights	10,294	10,203
Depreciation	88,542	90,140
Total Operating Expenses	352,243	270,385
Income from Operations	86,125	259,255
Other Expense, net	(44,165)	(42,445)
Net Income Before Taxes	41,960	216,810
Income Tax Expense	—	—
Net Income	$41,960	$216,810
Net Income Per Share (Basic and Diluted)	$0.00	$0.01
Weighted Average Shares of Common Stock Outstanding During the Period (Basic and Diluted)	21,000,000	21,000,000
Other Comprehensive Income – Foreign Currency Translation Gains	$84,895	$4,299
Comprehensive Income	$126,855	$221,109

Patient Service Revenue

During the three months ended September 30, 2010, we had total patient service revenue in the amount of $1,089,091.  Of this, $799,086 was attributable to revenue generated from our medical services, and $290,005 was attributable to our sales of medicine. During the three months ended September 30, 2009, we had total operating revenue in the amount of $1,212,381. Of this, $912,330 was attributable to revenue generated from our medical services, and $300,051 was attributable to our sales of medicine.  The decrease in our patient service revenue during the three months ended September 30, 2009 to the three months ended September 30, 2010 was $123,290, or approximately 10%. The decrease in revenue was the result of the reduction of tumor patients, which was attributable to the reduction in marketing and promotion and the maintenance of tumor treatment equipment in the third quarter.  We have noticed this result and will adjust our next marketing and promotion projects; as a result, we expect there may be an increase in revenue from tumor patients in the future.

Cost of revenue

Cost of revenue is comprised of cost of patient revenue, cost of medicine and depreciation.  Cost of patient revenue is comprised of salaries, health materials, business expenses, promotion and training expenses, repairs and maintenance, cooperating expenses, motor vehicle expenses, travel expenses, consumables and other miscellaneous expenses.

Cost of revenue for the three months ended September 30, 2010 was $650,723, as compared to $682,741 for the three months ended September 30, 2009, a decrease of $32,018, or approximately 5%. The decrease in cost of revenue was primarily attributable to lower costs of patient revenue, which decreased by $118,726, or approximately 25%, and higher costs of medicine, which increased by $83,719, or approximately 126%. The decrease in the cost of patient revenue was primarily attributed to a decrease of $121,302 in promotion and marketing expenses. In the third quarter of 2010, in order to reduce the expenses of promotion and marketing, we did our promotion and marketing primarily by a free consultant, which is a lower cost.  Every Saturday, we sent our doctors to surrounding communities to provide free medical consultations and checkups for residents.  The increase of $83,719 in the cost of medicine was primarily attributable to the activities on medicine bargains in the third quarter of 2010.  During the third quarter of 2010, we reduced all of the common medicine prices by 30% to attract patients, and this directly led to an increase in cost of medicine and a decrease in revenue from medicine sales.

Depreciation increased by approximately $2,989, which was attributed to an increase of $66,761 in medical equipment during the nine months ended September 30, 2010 compared to 2009. Depreciation included in cost of revenue is with respect to medical equipment which is used directly for production or operation of revenue.

Gross profit

Gross profit was reduced from $529,640 for the three months ended September 30, 2009 to $438,368 for the three months ended September 30, 2010, a decrease of $91,272, or 17%, which was largely attributable to the decrease of $123,290 in the patient service revenue and the decrease of $32,018 in the cost of revenue.  Gross margins for the three months ended September 30, 2009 and 2010 were 44% and 40% respectively.  While management believes that these gross margins are typical results, we seek to maintain them in the future to over 40% by increasing our revenue and decreasing our costs and adjusting our revenue mix to more profitable, higher margin procedures and medical services.

Operating expenses

Operating expenses for the three months ended September 30, 2010 were $352,243, as compared to $270,385 for the three months ended September 30, 2009, an increase of $81,858, or approximately 30%.  Operating expenses are comprised of selling, general and administrative expenses, professional fees, amortization of land use rights and depreciation on fixed assets which are not used directly for production and operations.

The increase in operating expenses was primarily attributable to an increase of $35,313 in professional, consulting and audit fees incurred in connection with our seeking to be a public reporting company in the United States and the preparation of our registration statement on Form 10, and an increase of $48,052 in general business expenses incurred in connection with our seeking to acquire control of a new hospital.

Other expense, net

Other expense, net for the three months ended September 30, 2010 was $44,165, as compared to $42,445 for the three months ended September 30, 2009, an increase of $1,720 or 4%, which was primarily attributable to an increase of $4,248 in interest expense to a stockholder, offset by an increase of $1,001 in interest income, a decrease of $1,527 in imputed interest.

Income tax expense

Although there was net income of $41,960 for the three months ended September 30, 2010, as a result of our net loss for the nine months ended September 30, 2010, according to PRC income tax law, current profit should first be used to cover previous losses, so we did not incur any income tax expense for the three months ended September 30, 2010.  We did not incur income tax expense during the three months ended September 30, 2009 as we were a not-for-profit entity during such period.  We expect our overall effective income tax rate will be approximately 25% in 2010, as GDH will be a for-profit entity for all of 2010.

Net income

Net income for the three months ended September 30, 2010 was $41,960, as compared to $216,810 for the three months ended September 30, 2009, a decrease of $174,850, or 81%.  The decrease in net income was primarily attributable to a decrease of $123,290 in patient service revenue and an increase of operating expenses by $81,858 from period to period, and a decrease cost of revenue by $32,018 for the three months ended September 30, 2010 as compared to the year prior period.

Other comprehensive income

Other comprehensive income for the three months ended September 30, 2010 and 2009 reflects foreign currency translation gains and was $84,895 and $4,299, respectively.  The increase in foreign currency translation gains from period to period was primarily caused by a change in the RMB to U.S. dollar exchange rate in 2010 compared to 2009.

Results of Operations — Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table presents, for the periods indicated, a summary of selected consolidated unaudited statement of operations information for the nine months ended September 30, 2010 and September 30, 2009.  Our third quarter of 2010 results may not be indicative of our full year results for our fiscal year ending December 31, 2010 or future quarterly periods.

	For the Nine Months Ended September 30
	2010	2009
	(Unaudited)	(Unaudited)
Patient Service Revenue:
Patient revenue	$2,320,705	$2,269,138
Sale of medicine	772,174	762,752
Total Patient Service Revenue	3,092,879	3,031,890
Cost of Revenue:
Cost of patient revenue	1,263,124	1,147,854
Cost of medicine	311,205	234,772
Depreciation	431,156	424,142
Total Cost of Revenue	2,005,485	1,806,768
Gross Profit	1,087,394	1,225,122
Operating Expenses:
Selling, general and administrative expenses	606,696	531,223
Professional fees	74,138	1,169
Amortization of land use rights	30,719	30,602
Depreciation	279,024	270,157
Total Operating Expenses	990,577	833,151
Income from Operations	96,817	391,971
Other Expense, net	(148,874)	(134,731)
Net Income (Loss) Before Taxes	(52,057)	257,240
Income Tax Expense	—	—
Net Income (Loss)	$(52,057)	$257,240
Net Income (Loss) Per Share (Basic and Diluted)	$(0.00)	$0.01
Weighted Average Shares of Common Stock Outstanding During the Period (Basic and Diluted)	21,000,000	21,000,000
Other Comprehensive Income – Foreign Currency Translation Gains	$102,937	$9,899
Comprehensive Income	$50,880	$267,139

Patient service revenue

During the nine months ended September 30, 2010, we had total patient service revenue in the amount of $3,092,879. Of this, $2,320,705 was attributable to revenue generated from our medical services, and $772,174 was attributable to our sales of medicine. During the nine months ended September 30, 2009, we had total operating revenue in the amount of $3,031,890.  Of this, $2,269,138 was attributable to revenue generated from our medical services, and $762,752 was attributable to our sales of medicine.  The increase in our patient service revenue during the nine months ended September 30, 2009 to the nine months ended September 30, 2010 was $60,989, or approximately 2%. The increase in revenue was the result of more patients being treated by our hospital and our publicity and promotional efforts in the first quarter of 2010.

Cost of revenue

Cost of revenue is comprised of cost of patient revenue, cost of medicine and depreciation.  Cost of patient revenue is comprised of salaries, health materials, business expenses, promotion and training expenses, repairs and maintenance, cooperating expenses, motor vehicle expenses, travel expenses, consumables and other miscellaneous expenses.

Cost of revenue for the nine months ended September 30, 2010 was $2,005,485, as compared to $1,806,768 for the nine months ended September 30, 2009, an increase of $198,717, or approximately 11%. The increase in cost of revenue was primarily attributable to an increase of $115,270 in cost of patient revenue and an increase of 76,433 in cost of medicine. The increase of 115,270 in cost of patient revenue was primarily attributable to an increase of $55,312 in training expenses and an increase of $70,387 in promotion and marketing expenses. For the future development of our business, we increased investment in training, promotion and marketing during the nine months ended September 30, 2010. We believe that those increased costs would be helpful for improving our future business.  The increase of $76,433 in the cost of medicine was primarily attributable to our offering reduced prices for all common medicine by more than 30% during the third quarter of 2010 to attract new patients.  This directly led to an increase in cost of medicine and a decrease in revenue from medicine sales.

Depreciation increased by approximately $7,014, which was attributed to an increase of $95,060 in medical equipment from the third quarter of 2009 as compared to the third quarter of 2010.  Depreciation included in cost of revenue is with respect to medical equipment which is used directly for production or operation of revenue.

Gross profit

Gross profit was reduced from $1,225,122 for the nine months ended September 30, 2009 to $1,087,394 for the nine months ended September 30, 2010, a decrease of $137,728, or 11%, which was largely attributable to the increase of $198,717 in cost of revenue.  Gross margins for the nine months ended September 30, 2009 and 2010 were 40% and 35% respectively.  While management considers the gross margins of 35% in the third quarter of 2010 was lower than their expectation, we seek to improve them in the future to over 40% by increasing our revenue and decreasing our costs and adjusting our revenue mix to more profitable, higher margin procedures and medical services.

Operating expenses

Operating expenses for the nine months ended September 30, 2010 was $990,577, as compared to $833,151 for the nine months ended September 30, 2009, an increase of $157,426, or approximately 19%.  Operating expenses are comprised of selling, general and administrative expenses, professional fees, amortization of land use rights and depreciation on fixed assets which are not used directly for production and operations.

The increase in operating expenses was primarily attributable to an increase of $75,473 in selling, general and administrative expenses which was attributable to an increase of $70,547 in business entertainment and business trip as we had engaged in business activities to control new hospital operations, and an increase of $72,969 in professional, consulting and audit fees in connection with our seeking to be a public reporting company in the United States and our preparation of our registration statement on Form 10.

Depreciation increased by approximately $8,867, which was attributed to an increase of $40,120 in office equipment during the nine months ended September 30, 2010 as compared to 2009.  Depreciation included in operating expenses is attributable to equipment which is not used directly for production or operation of revenue.

Other expense, net

Other expense, net for the nine months ended September 30, 2010 was $148,874, as compared to $134,731 for the nine months ended September 30, 2009, an increase of $14,143, or 10%, which was primarily attributable to an increase of $20,122 in our interest expense incurred on our notes payable, offset by an increase of $6,852 in interest income.

Income tax expense

As a result of our net loss in the nine months ended September 30, 2010, we did not incur any income tax expense.  We did not incur income tax expense during the nine months ended September 30, 2009 as we were a not-for-profit entity during such period.  We expect our overall effective income tax rate will be approximately 25% in 2010, as GDH will be a for-profit entity for all of 2010.

Net loss

Net loss for the nine months ended September 30, 2010 was $52,057, as compared to net income of $257,240 for the nine months ended September 30, 2009.  This change was primarily attributable to an increase of operating expenses by $157,426 from period to period, a decrease in gross profit by $137,728 in the third quarter of  2010 as compared to the year prior period, and an increase in other expense, net by $14,143 from period to period.

Other comprehensive income

Other comprehensive income for the nine months ended September 30, 2010 and 2009 reflects foreign currency translation gains and was $102,937 and $9,899, respectively.  The increase in foreign currency translation gains was primarily caused by a change in the RMB to U.S. dollar exchange rate in 2010 compared to 2009.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on hand and demand deposits at a bank.  We had $1,250,402 and $1,420,407 of cash and cash equivalents on hand at September 30, 2010 and December 31, 2009, respectively.  There was a decrease of $170,005 in our cash and cash equivalents from December 31, 2009 to September 30, 2010, which was largely attributable to our repayment of in the aggregate approximately $1 million of a note payable and amounts due to a stockholder, as well as approximately $0.1 million of cash paid to purchase certain equipment, offset by approximately $0.5 million in cash flow from operations and approximately $0.4 million in proceeds from the issuance of Winmark common stock prior to our reorganization (see Note 1(B) to our Notes to Consolidated Financial Statements set forth in Part I, Item 1.  Financial Statements above).

We require cash for working capital, capital expenditures, repayment of debt, salaries, commissions and related benefits and other operating expenses and income taxes.  We expect that our working capital needs will increase for the foreseeable future, as we continue to develop and grow our business.

Machinery and medical equipment

In 2009, we purchased approximately $0.2 million in property and equipment, primarily for patient examination and treatment.  Future payments for already acquired medical equipment in 2010 are expected to be $0.1 million, and we anticipate that we will need to spend approximately $0.4 million on new medical equipment.

Summary of cash flows

The following table summarizes our cash flows for the nine months ended September 30, 2010 and 2009:

	For the Nine Months Ended September 30,
(unaudited) (in thousands)	2010	2009
Net cash provided by operating activities	$542	$382
Net cash used in investing activities	$(135)	$(168)
Net cash used in financing activities	$(522)	$(139)

Net Cash Provided By Operating Activities.  Our operating activities provided cash of $542,489 and $381,901 in the nine months ended September 30, 2010 and September 30, 2009, respectively.

The most significant items affecting the comparison of our operating cash flows for the nine months ended September 30, 2010 and 2009 are summarized below:

•
Decrease in net income from operations – Our net income from operations, excluding depreciation and amortization, decreased by approximately $0.3 million on a period-to-period basis.  The decrease in net income from operations was primarily attributed to our gross profit, which decreased by approximately $140,000, and our operating expenses, which increased by approximately $160,000 on a period-to-period basis.  The decrease in gross profit was primarily attributed to an increase of $55,321 in training expenses and $70,387 in promotion and marketing expenses, which we expended to support the future development of GDH, as well as an increase of $76,433 in the cost of medicine, which was attributable to our offering a discount on the cost of common medicines.  The increase of approximately $160,000 in operating expenses was primarily attributable to an increase of $75,448 in selling, general and administrative expenses, resulting from increased business entertainment and travel expenses to seek new hospital operations, and an increase of $72,969 in professional, consulting and audit fees in connection with our seeking to be a public reporting company in the United States and the preparation of our registration statement on Form 10.  We believe that these increased costs will be helpful for improving our future business.

•
Reduced increase in prepaid expenses, other current assets and accounts receivable – Prepaid expenses and other current assets increased by $97,895 in the third quarter of 2010, while they increased by $27,704 in the third quarter of 2009.  The accounts receivable increased by $59,390 and $201,290 in the third quarter of 2010 and 2009, respectively.  The increase in prepaid expenses in the third quarter of 2010 was primarily attributed to an increase in purchases of medical instruments and medicine, compared with the third quarter of 2009.The reduction in the increase in the accounts receivable was primarily attributable to our strengthening of control in accounts receivable.

•
Increase in changes in accounts payable – Accounts payable increased by $27,205 during the nine months ended September 30, 2010, while they decreased by $118,958 during the nine months ended September 30, 2009.  The period-to-period increase in change in accounts payable was largely attributed to a $34,022 increase in amounts due to our medicine providers.

•
Changes in other payables and accrued expenses – Other payables and accrued expenses decreased by $5,342 during the nine months ended September 30, 2010, while they decreased by $252,018 during the nine months ended September 30, 2009.  The difference was primarily attributable to advances from customers, which decreased by $43,210, and the accrued expenses for professional fees, which increased by $38,933.

To enable us to generate greater amounts of cash flows from our operations in the long-term, we are planning to continue the following activities:

•	employ physicians and other healthcare providers in specialties that we believe will improve profitability;

•	employ new medical technologies;

•	continue to train personnel to improve medical services;

•	continue our marketing and promotion campaigns, to improve public awareness of the hospital; and

•	where it is possible and feasible, establish competitive pricing for our services.

Net Cash Used in Investing Activities

Our investing activities for the nine months ended September 30, 2010 and 2009 used cash of $135,181 and $167,781, respectively.  This improvement in cash used by investing activities was largely caused by a decrease of $32,600 in the amount of medical equipment and office equipment we purchased during the nine months ended September 30, 2010.

Currently, the main driver that affects our cash flow from investing activities is medical equipment purchases.  Through the end of 2010, we do not intend to purchase more than $10,000 of new equipment; however, we do have $0.2 million in equipment purchase payments due this year, and we will also need to spend $0.5 million on upgrades to our surgical equipment in 2010.  We believe that upgrading our medical equipment is necessary, and these purchases may negatively impact our cash flow in the future when they are made.

Net Cash Used in Financing Activities

The most significant items affecting the comparison of our cash flows used in financing activities for the nine months ending September 30, 2010 and 2009 are summarized below:

•
Proceeds from issuance of Winmark common stock.  Our proceeds from issuance of common stock for the nine months ended September 30, 2010 and 2009 was $466,709 and $43,829, respectively. On April 1, 2010, Winmark issued 2,830 shares of common stock to a company controlled by certain employees of GDH at a premium of $203 per share. As of June 30, 2010, the stock subscription of $466,709 was fully received.

•
Repayment of existing amounts due to our Chairman, President and Chief Executive Officer.  We repaid approximately $0.3 million and $0.4 million of an obligation we owed to Xu Jianping, our Chairman, President and Chief Executive Officer, during the nine months ended September 30, 2010 and 2009, respectively.

•
Repayment of note payable. We repaid in full our note payable under our loan agreement with Guangzhou Rural Credit Cooperative in the second quarter of 2010, of which $731,294 was outstanding on the date of repayment.

•
Amounts due to a related company. The increase in due to a related company for the nine months ended September 30, 2010 and 2009 was $4,184 and approximately $0.2 million, respectively, which was attributable to the increase in our obligations to the Guangdong Development Zone Hospital of Qingyuan City.

Our liquidity and cash flows are derived primarily from the operations of our management company subsidiary, and specifically the management fees generated from GDH and the other hospitals we may operate in the future.  According to the Exclusive Management Consultancy Agreement between GDH and the management company, the management company is paid a monthly management consultancy fee equal to the net profits of GDH, which is defined to mean all its revenues, less its operating costs, expenses and taxes.  No fee is received if GDH does not generate a profit.  Also, even if GDH generates a profit, GDH may nevertheless be unable to pay the management fee if it does not have sufficient disposable cash on hand to do so.  For example, GDH may record a profit from non-cash items but there could be insufficient funds to pay the fee in whole or in part, or the management company and GDH may determine that the profit should be retained by GDH for operations. If we do not receive management fees from GDH in full, it may result in a lack of liquidity and negatively affect our operations and the growth of our company, as well as our ability to pay dividends to our stockholders.

 We expect to improve our liquidity in the future by the following approaches:

•	improving GDH’s profitability;
•	acquiring control of the operations of other hospitals, using a similar Exclusive Management Consultancy Agreement arrangement; and
•	to raise funds through long-term debt and equity financings.

Capital Resources

We had working capital of approximately $0.4 million as of September 30, 2010 and a working capital deficit of approximately $0.1 million as of December 31, 2009.  As a result of this working capital increase of approximately $0.5 million, our working capital for the nine months ended September 30, 2010 was improved compared to the nine months ended September 30, 2009.

We are a holding company with no significant revenue-generating operations of our own, and thus any cash flows from operations are and will be generated by the hospital that we operate, including through our management company’s existing exclusive management arrangement with GDH.  Our ability to service our debt and fund ongoing operations is dependent on the results of these operations and their ability to provide us with cash.  The management company’s ability to make loans or pay dividends are restricted under PRC law and may be restricted under the terms of future indebtedness, its governing documents or other agreements.  Based upon the cash on hand, anticipated cash to be received from our operations and the expected availability of cash from GDH’s sole equity holder, we believe that our sources of liquidity will be sufficient to enable us to meet our cash needs for at least the next 12 months.  Our principal projected cash needs for the remainder of 2010 include the following components:

•	$7 million to acquire control of up to three additional hospitals;

•	$0.5 million in capital expenditures related to GDH; and

•	$0.5 million in working capital and general business expenses to operate the Company.

Except for obligations for equipment described above and in connection with acquisitions of control over additional hospitals, we have no material capital commitments for the remainder of 2010.  We continually monitor our actual and forecasted cash position, as well as our liquidity and capital resources, in order to plan for our current cash operating needs and to fund business activities or new opportunities that may arise as a result of changing business conditions.  We intend to use our existing cash and cash flows from operations to continue to grow our business, fund acquisitions of hospital operations and pay existing obligations and any recurring capital expenditures.  Nonetheless, our liquidity and capital position could be adversely affected by:

•	loss of revenue from patient services and sales of medicine;

•	delayed payment or non-payment of receivables;

•	the enactment of new laws and regulations;

•	our inability to grow our business as we anticipate by expanding our existing hospital operations or obtaining control of additional hospitals;

•	any other changes in the cost structure of our underlying business model; and

•	any of the other risks and uncertainties described in “Item 1A. Risk Factors” of our Form 10 registration statement.

For the remainder of 2010, and continuing in 2011, we intend to seek to obtain a long-term loan from one or more financial institutions to acquire control of two additional hospitals, and we intend to seek to acquire control of another hospital by obtaining additional equity capital.  However, there can be no assurance that our existing liquidity and capital resources will be sufficient for our existing and proposed future operations and business plans or that we will be able to obtain the bank loan or equity capital that we seek.   In such case, we would need to seek additional debt or equity financings or to arrange for alternative sources of temporary or permanent financing to meet our liquidity and capital requirements.  Our ability to obtain new financing could be adversely impacted by, among other things, negative changes in our profitability and restricted access to liquidity in the capital markets resulting from overall economic conditions, as well as governmental regulations and restrictions in the PRC that limit our ability to raise capital, and any changes in those regulations.  While we believe that we should be able to raise additional debt or equity capital as the need arises, there can be no assurance that we will be able to do so at a time when it is needed or at all, or that the net proceeds from any such transactions will be sufficient to support our operations or on terms that are favorable or acceptable to us.  Any inability to obtain future capital could materially and adversely affect our business and growth plans, our results of operations and our liquidity and financial condition.

Debt Obligations

The table below summarizes the amounts outstanding under our debt obligations as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Loan agreement note payable (including current portion)	$—	$731,294
Due to stockholder	3,586,028	3,847,632
Due to related company	205,756	201,572
Total debt	$3,791,784	$4,780,498

Loan Agreement

As of December 31, 2009, GDH borrowed RMB 5 million ($731,294) under a five-year, RMB 15 million loan agreement it entered with Guangzhou Rural Credit Cooperative in September 2009.  Loans made under this agreement bear interest at a rate computed by reference to the published interest rates of the People’s Bank of China for loans of the same term and grade.  These interest rates are adjusted on an annual basis.  The interest rate on this loan was 6.34% per year.  GDH’s obligations under the loan agreement were secured by a mortgage on GDH’s hospital building and a personal guarantee by Mr. Xu and his spouse.  In the second quarter of 2010, we repaid all amounts due under this loan agreement and we do not intend to borrow additional amounts under this loan agreement.

Due to Stockholder

As of September 30, 2010 and December 31, 2009, we owed Mr. Xu, our Chairman, President and Chief Executive Officer, $2,922 and $0.3 million, respectively, under an interest-free, unsecured loan that is repayable on demand, and $3.6 million and $3.5 million, respectively, under an unsecured term loan due within five years after January 1, 2011 with interest payable upon demand at 5% per year.

Due to a Related Company

As of September 30, 2010 and December 31, 2009, GDH owed the Development Zone Hospital $205,756 and $201,572 under an unsecured, interest-free loan that is payable in installments ranging from December 31, 2008 to December 31, 2012.  Mr. Xu is the President and a director of the Development Zone Hospital, and Xu Jianhong, Mr. Xu’s brother, is the Executive Vice President and a 30% shareholder of the Development Zone Hospital.

Other Contractual Obligations

            During 2010, we expect to incur future payments with respect to material contractual obligations for cancer treatment equipment of $0.2 million.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet obligations involving unconsolidated subsidiaries that provide financing or potentially expose us to unrecorded financial obligations.  All of our obligations with respect to GDH have been presented on our consolidated balance sheet.

Recently Issued Accounting Pronouncements

Refer to Note 1(F) of the Notes to Condensed Consolidated Financial Statements for a description of recent accounting pronouncements including anticipated dates of adoption and effects on our consolidated financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2010.  Based upon the September 30, 2010 disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that information required to be disclosed in the reports we file, furnish or submit under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the rules and forms of the Securities and Exchange Commission.  These officers have concluded that our disclosure controls and procedures were also effective to provide a reasonable level of assurance that information required to be disclosed in the reports that we file, furnish or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving these objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), to determine whether any changes occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there were no such changes during the quarter ended September 30, 2010.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

We may be involved in litigation and other legal proceedings from time to time in the ordinary course of our business.  Except as otherwise set forth in this quarterly report, we believe the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

Item 1A.    Risk Factors.

There have not been any material changes to the risk factors that were included in Amendment No. 3 to our Form 10 registration statement filed with the SEC on November 10, 2010.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

There were no issuances of our equity securities during the quarter ended September 30, 2010.

Limitations on Our Payment of Dividends

We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future.  It is the present intention of management to utilize all available funds for the development of our business.

In the future, we may be a party to agreements that limit or restrict our ability to pay dividends.

In addition, Nevada corporate law prohibits us from making any distribution (including a dividend) on our capital stock at a time when:

•	we would not be able to pay our debts as they become due in the usual course of business; or

•
our total assets would be less than the sum of (i) our total liabilities plus (ii) the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution (although we presently do not have any stockholders with such preferential rights).

The management company is a wholly-foreign owned enterprise under the laws of the PRC.  The principal regulations governing dividend distributions by wholly foreign owned enterprises and Sino-foreign equity joint ventures include:

•	The Wholly Foreign Owned Enterprise Law (1986), as amended;

•	The Wholly Foreign Owned Enterprise Law Implementing Rules (1990), as amended;

•	The Sino-foreign Equity Joint Venture Enterprise Law (1979), as amended; and

•	The Sino-foreign Equity Joint Venture Enterprise Law Implementing Rules (1983), as amended.

Under these regulations, wholly foreign owned enterprises and Sino-foreign equity joint ventures in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, before paying dividends to their shareholders, these foreign invested enterprises are required to set aside at least 10% of their profits each year, if any, to fund certain reserve funds until the amount of the cumulative total reserve funds reaches 50% of the relevant company’s registered capital. Accordingly, the management company is allowed to distribute dividends only after having set aside the required amount of its profits into the reserve funds as required under applicable PRC laws and regulations.

Issuer Repurchases of Equity Securities

During the quarter ended September 30, 2010, we did not repurchase any of our shares of our common stock.

Item 3.    Defaults on Senior Securities.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits.

The warranties, representations and covenants contained in any of the agreements included herein or which appear as exhibits hereto should not be relied upon by buyers, sellers or holders of the Company’s securities and are not intended as warranties, representations or covenants to any individual or entity except as specifically set forth in such agreement.

Exhibit No.	Description
2.1	Share Exchange Agreement, dated April 30, 2010, by and among China Dongfang Healthcare Group Inc. Winmark Holdings Limited and each of the members of Winmark Holdings Limited (1) (2)
3.1	Articles of Incorporation of China Dongfang Healthcare Group Inc. (2)
3.2	Bylaws of China Dongfang Healthcare Group Inc. (2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Certain exhibits and schedules to this agreement have been omitted pursuant to the rules of the SEC. Omitted exhibits and schedules will be provided supplementally to the SEC upon request.

(2)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form 10, as filed with the SEC on August 2, 2010 (File No. 0-54063).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA DONGFANG HEALTHCARE GROUP INC.

Date: November 15, 2010	By:	/s/ Xu Jianping
Xu Jianping
Chairman, President and Chief Executive Officer

Date: November 15, 2010	By:	/s/ Wu Pifa
Wu Pifa
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Exchange Agreement, dated April 30, 2010, by and among China Dongfang Healthcare Group Inc. Winmark Holdings Limited and each of the members of Winmark Holdings Limited (1) (2)
3.1	Articles of Incorporation of China Dongfang Healthcare Group Inc. (2)
3.2	Bylaws of China Dongfang Healthcare Group Inc. (2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Certain exhibits and schedules to this agreement have been omitted pursuant to the rules of the SEC. Omitted exhibits and schedules will be provided supplementally to the SEC upon request.

(2)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form 10, as filed with the SEC on August 2, 2010 (File No. 0-54063).